Form 10-Q
period 2025-12-31
RF Acquisition Corp III
filed 2026-03-13
CIK 2091712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43125

RF ACQUISITION CORP III

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Somerset, #05-07 Singapore	238164
(Address of principal executive offices)	(Zip Code)

+656904 0766

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right to receive one-tenth of one ordinary share	RFAMU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	RFAM	The Nasdaq Stock Market LLC
Rights, each right entitling the holder thereof to one-tenth of one ordinary Share	RFAMR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of March 12, 2026, there were 13,933,333 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

RF ACQUISITION CORP III

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP III

CONDENSED BALANCE SHEETS

	December 31, 2025	September 30, 2025
	(Unaudited)	(Audited)
Assets
Current Assets
Prepaid expenses	$-	$30,900
Total Current Assets	-	30,900
Deferred offering costs	758,705	82,594
Total Assets	$758,705	$113,494

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued offering costs	$195,260	$57,594
Accrued expenses	5,658	5,658
Promissory note – related party	98,688	41,320
Total Current Liabilities	299,606	104,572
Total Liabilities	299,606	104,572

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,083,333 shares issued and outstanding(1)	408	383
Additional paid-in capital	527,722	24,617
Accumulated deficit	(69,031)	(16,078)
Total Shareholders’ Equity	459,099	8,922
Total Liabilities and Shareholders’ Equity	$758,705	$113,494

(1)	Includes up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the subsequent forfeiture of the 500,000 Founder Shares (Notes 5 & 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP III

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

(UNAUDITED)

General and administrative costs	$52,953
Loss from operations	(52,953)
Net loss	$(52,953)

Basic and diluted weighted average ordinary shares outstanding(1)	3,558,876

Basic and diluted net loss per ordinary share	$(0.01)

(1)	Excludes up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the subsequent forfeiture of the 500,000 Founder Shares (Note 5 & 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP III

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance – September 30, 2025	3,833,333	$383	$24,617	$(16,078)	$8,922

Issuance of EBC founder shares	250,000	25	503,105	-	503,130

Net loss	-	-	-	(52,953)	(52,953)

Balance – December 31, 2025 (Unaudited)	4,083,333	$408	$527,722	$(69,031)	$459,099

(1)	Includes up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the subsequent forfeiture of the 500,000 Founder Shares (Note 5 & 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(52,953)
Changes in operating assets and liabilities:
Accrued expenses	30,900
Net cash used in operating activities	(22,053)

Cash flows from Financing Activities:
Proceeds from promissory note – related party	58,998
Payment of offering costs	(36,945)
Net cash provided by financing activities	22,053

Net Change in Cash	-
Cash – Beginning of period	-
Cash – End of period	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$137,666
Fair value in excess of costs of EBC founder shares	$501,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

RF Acquisition Corp III (the “Company”) is a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company intends to pursue a Business Combination with a target in any industry that can benefit from the expertise and capabilities of the Company’s management team. While the Company’s efforts in identifying prospective target businesses will not be limited to a particular geographic region, the Company intends to focus its search on businesses in Asia within the deep technology sector, including artificial intelligence, quantum computing, and biotechnology. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 15, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 30, 2026. On February 17, 2026, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Public Share and one right (“Share Right”) to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Alfa 30 Limited (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,500,000. Of the 350,000 Private Placement Units, the Sponsor and its designees purchased 250,000 Private Placement Units and EBC purchased 100,000 Private Placement Units. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

Transaction costs amounted to $4,708,386, consisting of $2,000,000 of cash underwriting fee, fair value of EBC founder shares of $501,500, fair value of Founder Shares transferred to third-party designees of $1,747,800, and $458,086 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Pursuant to applicable stock exchange listing rules, the Company’s initial Business Combination must be with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding income interest earned on the Trust Account and released to the Company to pay taxes). The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Following the closing of the Initial Public Offering, on February 17, 2026, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity at the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and, subject to applicable securities laws, any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a Business Combination, and irrespective of whether they do not vote or abstain from voting their shares.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company’s initial shareholders, including the Sponsor, and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC founder shares (as defined in Note 6), Private Shares in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, EBC founder shares and private shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC founder shares and private shares held by them if the Company fails to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering. If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares, private shares and, subject to applicable securities laws, any public shares purchased by them in or after this Initial Public Offering (including in open market and privately-negotiated transactions) in favor of an initial Business Combination.

The Company will have until 21 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less $100,000 to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it would receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its affiliates acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims by the Company’s auditors or under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2026. The interim results for the three months ended December 31, 2025 are not necessarily indicative of the results to be expected for the year ending September 30, 2026 or for any future periods. As the Company was incorporated on September 15, 2025 and had no operations prior to that date, there are no corresponding prior-year interim periods presented.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $150,000. As of December 31, 2025, the Company had no cash and working capital deficit of $299,606.

Subsequent to the balance sheet date covered by this report, on February 17, 2026, the Company consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and EBC, generating gross proceeds of $3,500,000. As a result of the Initial Public Offering, as of February 17, 2026, the Company had cash of $1,152,138 and working capital of $584,394.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to shareholder’s equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that were subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). For the three months ended December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (e.g., the occurrence of Initial Public Offering). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Segment Report

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 15, 2025, the date of its incorporation.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

In the Initial Public Offering on February 17, 2026, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Public Share and one Public Right, with each Public Right entitling the holder to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor and its designees and EBC, purchased an aggregate of 350,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $3,500,000 in the aggregate, in a private placement, of which 250,000 Private Placement Units were purchased by the Sponsor and its designees, and 100,000 Private Placement Units were purchased by EBC. Each Unit consists of one Private Placement Share and one Private Placement Right, with each Private Placement Right entitling the holder to receive one-tenth of one ordinary share. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 5 — RELATED PARTIES

Founder Shares

On September 30, 2025, the Sponsor received 3,833,333 of the Company’s ordinary shares (“Founder Shares”) in exchange for $25,000 paid to cover certain offering costs by the Company. Up to 500,000 of such Founder Shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the subsequent forfeiture of the 500,000 Founder Shares (Note 9).

On October 9, 2025, the Company issued to EBC 250,000 Ordinary Shares for a total consideration of $1,630 or approximately $0.007 per share (the “EBC founder shares”). The issuance of EBC founder shares is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. Further, the issuance of the EBC founder shares should be accounted for as an offering cost in accordance with SAB Topic 5A, Expenses of Offering, since the EBC founder shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value in excess of costs of the 250,000 EBC founder shares to be $501,500 or $2.006 per share based on the third-party valuation obtained by the Company. Accordingly, $501,500 has been recorded as a deferred offering costs on October 9, 2025, with a corresponding increase in additional paid-in capital. The Company established the initial fair value for the EBC founder shares on October 9, 2025, the date of the issuance, using PWERM model, and classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a Business Combination, the probability of the initial public offering, and other risk factors. The primary assumptions used in the valuation of EBC founder shares were (i) share price of $9.769 (ii) restricted term of 2.75 years (iii) risk-free rate of 3.59% (iv) volatility of 8.3% (v) likelihood of initial Business Combination of 23.6% and (vi) implied discount for lack of marketability of 3.2%.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On September 30, 2025, the Sponsor has agreed to loan the Company an aggregate of $150,000 to be used for a portion of the expenses of the Initial Public Offering. The loans are non-interest bearing, unsecured and due at the closing of the Initial Public Offering. As of December 31, 2025, the Company had borrowed $98,688 under the promissory note with the Sponsor. On February 25, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $150,000.

Administration Fee

The Company entered into an agreement with the Sponsor commencing on February 12, 2026 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services. As of December 31, 2025, no amounts were incurred under this agreement.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, no such Working Capital Loans were outstanding.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). FASB ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statement.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units and any units that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on February 12, 2026 requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters did not exercise their over-allotment option at the closing of the Initial Public Offering, on February 17, 2026. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the subsequent forfeiture of the 500,000 Founder Shares (Note 9).

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds (an aggregate amount of $3,500,000) of the Initial Public Offering. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110. In accordance with ASC 805-10-25-23, the Company will not recognize any expenses related to the Business Combination Marketing Agreement until and if the Business Combination closes as the Company has not incurred and will not incur any costs related to such services until and if a Business Combination is consummated successfully. Management has determined that the Business Combination Marketing Agreement fees are not payable as of December 31, 2025, and will only record a liability on the date of the Company’s initial Business Combination.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 4,083,333 ordinary shares issued and outstanding, of which an aggregate of up to 500,000 ordinary shares are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the forfeiture of the 500,000 Founder Shares (Note 9).

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ EQUITY (cont.)

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the three months ended December 31, 2025
General and administrative costs	$52,953

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On February 17, 2026, the Company consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and EBC, generating gross proceeds of $3,500,000.

On February 17, 2026, in connection with the closing of the Initial Public Offering, the underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering.

On February 17, 2026, the Sponsor transferred 900,000 Founder Shares to the third-party designees of the Sponsor for their participation in the private placement of the Company. The Founder Shares transferred was placed into an escrow account maintained by Continental Stock Transfer & Trust Company acting as escrow agent and will not be transferred, assigned, sold or released from escrow until six months after the consummation of the Business Combination, or earlier, if, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the subsequent forfeiture of the 500,000 Founder Shares.

On February 25, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $150,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to RF Acquisition Corp III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Alfa 30 Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 15, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 15, 2025 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2025, we had a net loss of $52,953, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of ordinary shares, par value $0.0001 per share, by the Sponsor, and loans from the Sponsor. As of December 31, 2025, we had no cash and working capital deficit of $299,606.

Subsequent to the period covered by this Quarterly Report, on February 17, 2026, the Company consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and EBC, generating gross proceeds of $3,500,000. Of the 350,000 Private Placement Units, the Sponsor and its designees purchased 250,000 Private Placement Units and EBC purchased 100,000 Private Placement Units.

Following the closing of the Initial Public Offering and the private placement, a total of $100,000,000 was placed in the Trust Account. The proceeds held in the Trust Account are held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. We incurred $4,708,386, consisting of $2,000,000 of cash underwriting fee, fair value of EBC founder shares of $501,500, fair value of Founder Shares transferred to third-party designees of $1,747,800, and $458,086 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

Administrative Services Agreement

The Company entered into an agreement with the Sponsor commencing on February 12, 2026 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services. As of December 31, 2025, no amounts were incurred under this agreement.

Business Combination Marketing Agreement

The Company engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds (an aggregate amount of $3,500,000) of the Initial Public Offering. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the period covered by this Quarterly Report. However, subsequent to the period covered by this Quarterly Report, on February 17, 2026, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per unit, generating gross proceeds of $100,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-290947). The SEC declared the registration statement effective on January 30, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and EBC, generating gross proceeds of $3,500,000.

Use of Proceeds

Following the closing of our Initial Public Offering on February 17, 2026, a total of $100,000,000 was placed in a U.S.-based Trust Account.

Transaction costs amounted to $4,708,386, consisting of $2,000,000 of cash underwriting fee, fair value of EBC founder shares of $501,500, fair value of Founder Shares transferred to third-party designees of $1,747,800, and $458,086 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF ACQUISITION CORP III

Date: March 12, 2026	By:	/s/ Tse Meng Ng
	Name:	Tse Meng Ng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2026	By:	/s/ Chee Soon Tham
	Name:	Chee Soon Tham
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)