Form 10-Q
period 2026-03-31
RF Acquisition Corp III
filed 2026-04-30
CIK 2091712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of April 29, 2026, there were 13,933,333 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

RF ACQUISITION CORP III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP III

CONDENSED BALANCE SHEETS

	March 31, 2026	September 30, 2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$933,390	$
Prepaid expenses	81,353	30,900
Total Current Assets	1,014,743	30,900
Cash held in Trust Account	100,403,232	-
Deferred offering costs	-	82,594
Total Assets	$101,417,975	$113,494

Liabilities, Ordinary Shares Subject to Possible Redemption, And Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$24,055	$5,658
Accrued offering costs	75,350	57,594
Due to Sponsor	16,071	-
Promissory note – related party	-	41,320
Total Current Liabilities	115,476	104,572
Total Liabilities	115,476	104,572

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 10,000,000 and 0 shares at a redemption value of $10.04 and nil per share at March 31, 2026 and September 30, 2025, respectively.	100,403,232	-

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,933,333 and 3,833,333 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively(1)	393	383
Additional paid-in capital	241,919	24,617
Retained earnings (Accumulated deficit)	656,955	(16,078)
Total Shareholders’ Equity	899,267	8,922
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$101,417,975	$113,494

(1)	The 3,833,333 Founder Shares as of September 30, 2025 includes up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the forfeiture of the 500,000 Founder Shares (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

RF ACQUISITION CORP III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31, 2026	For The Six Months Ended March 31, 2026
General and administrative costs	$99,246	$152,199
Loss from operations	(99,246)	(152,199)

Other income:
Change on fair value of over-allotment liability	422,000	422,000
Interest earned on cash held in Trust Account	403,232	403,232
Total other income	825,232	825,232

Net income	$725,986	$673,033

Weighted average shares outstanding of redeemable ordinary shares	4,666,667	2,307,692

Basic and diluted net income per redeemable ordinary share	$0.12	$0.22

Weighted average shares outstanding of non-redeemable ordinary shares(1)	3,746,666	3,651,740

Basic and diluted net income per non-redeemable ordinary share	$0.04	$0.05

(1)	The 3,833,333 Founder Shares as of September 30, 2025 includes up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the forfeiture of the 500,000 Founder Shares (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

RF ACQUISITION CORP III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated Deficit) Retained	Total Shareholders’
	Shares(1)	Amount	Capital	Earnings	Equity
Balance – September 30, 2025	3,833,333	$383	$24,617	$(16,078)	$8,922

Issuance of EBC founder shares	250,000	25	503,105	-	503,130

Net loss	-	-	-	(52,953)	(52,953)

Balance – December 31, 2025 (Unaudited)	4,083,333	408	527,722	(69,031)	459,099

Accretion of carrying value to redemption value	-	-	(5,701,876)	-	(5,701,876)

Issuance of 350,000 Private Placement Units	350,000	35	3,499,965	-	3,500,000

Issuance of Public Rights	-	-	2,003,000	-	2,003,000

Allocated value of transaction costs to Private Placement Units and Public Rights	-	-	(1,834,742)	-	(1,834,742)

Founder Shares transferred to third-party designees	-	-	1,747,800	-	1,747,800

Forfeiture of Founder Shares	(500,000)	(50)	50	-	-

Net income	-	-	-	725,986	725,986

Balance – March 31, 2026 (Unaudited)	3,933,333	$393	$241,919	$656,955	$899,267

(1)	The 3,833,333 Founder Shares as of September 30, 2025 includes up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the subsequent forfeiture of the 500,000 Founder Shares (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP III

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months ended March 31, 2026
Cash Flows from Operating Activities:
Net income	$673,033
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(403,232)
Change in fair value of over-allotment liability	(422,000)
Changes in operating assets and liabilities:
Prepaid expenses	(50,453)
Due to Sponsor	16,071
Accounts payable and accrued expenses	18,397
Net cash used in operating activities	(168,184)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash flows from Financing Activities:
Proceeds from issuance of Units, net of underwriting discounts paid	98,000,000
Proceeds from issuance of Private Placement Units	3,500,000
Proceeds from issuance of EBC founder shares	1,630
Excess funds deposited into the Trust Account	155,913
Excess funds returned to Sponsor	(155,913)
Proceeds from promissory note – related party	118,054
Repayment of promissory note – related party	(159,374)
Payment of offering costs	(358,736)
Net cash provided by financing activities	101,101,574

Net Change in Cash	933,390
Cash – Beginning of period	-
Cash – End of period	$933,390

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,350
Fair value in excess of costs of EBC founder shares	$501,500
Forfeiture of Founder Shares	$50
Accretion of ordinary shares to redemption value	$5,701,876

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 15, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the IPO, identifying a target company for a Business. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 30, 2026. On February 17, 2026, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Public Share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Alfa 30 Limited (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,500,000. Of the 350,000 Private Placement Units, the Sponsor and its designees purchased 250,000 Private Placement Units and EBC purchased 100,000 Private Placement Units. Each Private Placement Unit consists of one ordinary share (the “Private Shares”) and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

Transaction costs amounted to $4,708,386, consisting of $2,000,000 of cash underwriting fee, fair value of EBC founder shares of $501,500, fair value of Founder Shares transferred to third-party designees of $1,747,800, and $459,086 of other offering costs.

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

MARCH 31, 2026

(UNAUDITED)

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

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Our initial shareholders, including the Sponsor, and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC founder shares (as defined in Note 6), Private Shares in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, EBC founder shares and Private Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC founder shares and Private Shares held by them if the Company fails to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering. If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares, Private Shares and, subject to applicable securities laws, any public shares purchased by them in or after this Initial Public Offering (including in open market and privately-negotiated transactions) in favor of an initial Business Combination.

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

MARCH 31, 2026

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of balance sheets, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2026. The interim results for the three and six months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending September 30, 2026 or for any future periods. As the Company was incorporated on September 15, 2025 and had no operations prior to that date, there are no corresponding prior-year interim periods presented.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the Initial Public Offering had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $150,000. As of March 31, 2026, the Company had $933,390 cash and working capital surplus of $899,267.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.

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

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of this unaudited condensed financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $933,390 and $0 in cash and no cash equivalents as of March 31, 2026 and September 30, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $100,403,232, were held in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ equity, as both the Public Rights and Private Placement Rights, after management’s evaluation, were accounted for under equity treatment. Accordingly, $2,873,644 was allocated to Public Shares and charged to temporary equity, and $1,834,742 was allocated to Public Rights and Private Placement Units and charged to shareholders’ equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.

Share Rights

The Company accounted for the Public Rights and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned values.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their overallotment option at the closing of the Initial Public Offering. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, and the Company derecognized the over-allotment liability accordingly.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. The rights are exercisable to purchase 1,000,000 Ordinary Shares in the aggregate. The 500,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters were not included in the calculation of weighted average shares outstanding. As of March 31, 2026 and September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Net income per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the Founder Shares and the Private Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months ended March 31, 2026	For the Six Months ended March 31, 2026
Net Income	$725,986	$673,033
Remeasurement for ordinary shares subject to redemption	(403,232)	(403,232)
Net Income including accretion of ordinary shares to redemption value	$322,754	$269,801

	For the Three Months ended March 31, 2026		For the Six Months ended March 31, 2026
	Redeemable ordinary shares	Non-redeemable Ordinary Shares	Redeemable ordinary shares	Non-redeemable Ordinary Shares
Basic and diluted net income per share
Numerator
Net Income	$179,024	$143,730	$104,476	$165,325
Remeasurement for ordinary shares subject to redemption	403,232	-	403,232	-
Allocation of net income	$582,256	$143,730	$507,708	$165,325

Denominator:
Basic and diluted weighted average shares outstanding	4,666,667	3,746,666	2,307,692	3,651,740
Basic and diluted net income per share	$0.12	$0.04	$0.22	$0.05

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. As of March 31, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	10,000,000	$100,000,000
Less:
Proceeds allocated to Public Rights	-	(2,003,000)
Proceeds allocated to over-allotment option	-	(422,000)
Ordinary shares issuance cost	-	(2,873,644)
Plus:
Accretion of carrying value to redemption value	-	5,701,876
Ordinary Shares subject to possible redemption, March 31, 2026	10,000,000	$100,403,232

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 15, 2025, the date of its incorporation. Please refer to Note 9— SEGMENT INFORMATION.

Recent Accounting Standards

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable. The ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. Management is currently evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 3 — INITIAL PUBLIC OFFERING

In the Initial Public Offering on February 17, 2026, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Public Share and one Public Right, with each Public Right entitling the holder to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination. Total offering costs allocated to the Initial Public Offering that were charged to additional paid-in capital amounted to $58,990.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor and its designees and EBC, purchased an aggregate of 350,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $3,500,000 in the aggregate, in a private placement, of which 250,000 Private Placement Units were purchased by the Sponsor and its designees, and 100,000 Private Placement Units were purchased by EBC. Each Unit consists of one Private Share and one Private Placement Right, with each Private Placement Right entitling the holder to receive one-tenth of one ordinary share. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions. Total offering costs allocated to the Private Placement Units that were charged to additional paid-in capital amounted to $1,763,325, which includes the impact of the fair value of Founder Shares transferred to third-party designees of $1,747,800.

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

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

On February 17, 2026, the Sponsor transferred 900,000 Founder Shares to the third-party designees of the Sponsor for their participation in the private placement of the Company. The Founder Shares transferred was placed into an escrow account maintained by Continental Stock Transfer & Trust Company acting as escrow agent and will not be transferred, assigned, sold or released from escrow until six months after the consummation of the Business Combination, or earlier, if, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. The transfer of the Founder Shares to the third-party designees is in the scope of SEC’s Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering, which indicates that “Specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”. The total fair value of the 900,000 Founder Shares on February 17, 2026 was $1,747,800 or $1.942 per share. The Company established the initial fair value of the Founder Shares on February 17, 2026, using Probability-Weighted Expected Return Method (“PWERM”) model, and classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a Business Combination, the probability of the initial public offering, and other risk factors. The primary assumptions used in the valuation of Founder Shares were (i) share price of $9.7997 (ii) restricted term of 2.25 years (iii) risk-free rate of 3.44% (iv) volatility of 8.8% (v) likelihood of initial Business Combination of 20.4% and (vi) implied discount for lack of marketability of 3.0%. The fair value of Founder Shares transferred to third-party designees of $1,747,800 was recorded as offering costs and was allocated solely to the Private Placement Units that was charged to additional paid-in capital.

Promissory Note — Related Party

On September 30, 2025, the Sponsor has agreed to loan the Company an aggregate of $150,000 to be used for a portion of the expenses of the Initial Public Offering. The loans are non-interest bearing, unsecured and due at the closing of the Initial Public Offering. On February 25, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $150,000 and the note is terminated.

Due to Sponsor

As of March 31, 2026, the balance of $16,071 due to Sponsor represents the unpaid administrative service fee as described below.

Administration Fee

The Company entered into an agreement with the Sponsor commencing on February 12, 2026 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six month ended March 31, 2026, $16,071 amounts were incurred under this agreement.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, no such Working Capital Loans were outstanding.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Business Combination Marketing Agreement

The Company engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds (an aggregate amount of $3,500,000) of the Initial Public Offering. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110. In accordance with ASC 805-10-25-23, the Company will not recognize any expenses related to the Business Combination Marketing Agreement until and if the Business Combination closes as the Company has not incurred and will not incur any costs related to such services until and if a Business Combination is consummated successfully. Management has determined that the Business Combination Marketing Agreement fees are not payable as of March 31, 2026, and will only record a liability on the date of the Company’s initial Business Combination.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and September 30, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2026 and September 30, 2025, there were 3,933,333 and 3,833,333 ordinary shares issued and outstanding (excluding 10,000,000 and 0 shares subject to possible redemption), respectively. As of September 30, 2025, the issued and outstanding ordinary shares include an aggregate of up to 500,000 ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the forfeiture of the 500,000 Founder Shares.

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

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The over-allotment option was accounted for as a liability in accordance with FASB ASC 815-40 upon the closing of the Initial Public Offering. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, and the Company derecognized the over-allotment liability accordingly.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

February 17, 2026
Risk-free interest rate	3.75%
Expected term (years)	0.12
Volatility	8.8%
Exercise price	$9.80

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The over-allotment option was forfeited on February 19, 2026. As such, the fair value of the over-allotment option was $422,000 and zero at the IPO date and March 31, 2026, respectively. The change in the over-allotment option was $422,000 for the three and six months ended March 31, 2026, which is included in change in fair value of over-allotment liability under other income in the accompanying unaudited statements of operations.

The fair value of the Public Rights issued in the Initial Public Offering is $2,003,000, or $0.2003 per Public Right. The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

February 17, 2026
Term (years)	1.75
Risk-free rate	3.44%
Volatility	8.8%
Implied discount for lack of marketability	2.7%

NOTE 9 — SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include profit or loss comprised of general and administrative expenses.

	March 31, 2026	September 30, 2025
Cash	$933,390	$-
Cash held in Trust Account	$100,403,232	$-

	For the three months ended March 31, 2026	For the six months ended March 31, 2026
General and administrative costs	$99,246	$152,199
Interest earned on cash held in Trust Account	$403,232	$403,232

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

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 15, 2025 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $725,986, which consisted of change on fair value of over-allotment liability of $422,000 and interest earned on cash held in Trust Account of $403,232, partially offset by general and administrative costs of $99,246.

For the six months ended March 31, 2026, we had a net income of $673,033, which consisted of change on fair value of over-allotment liability of $422,000 and interest earned on cash held in Trust Account of $403,232, partially offset by general and administrative costs of $152,199.

Liquidity and Capital Resources

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

Following the closing of the Initial Public Offering and the private placement, a total of $100,000,000 was placed in the Trust Account. The proceeds held in the Trust Account are held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. We incurred $4,708,386 offering costs, consisting of $2,000,000 of cash underwriting fee, fair value of EBC founder shares of $501,500, fair value of Founder Shares transferred to third-party designees of $1,747,800, and $459,086 of other offering costs.

For the six months ended March 31, 2026, cash used in operating activities was $168,184. Net income of $673,033 was affected by change in fair value of over-allotment liability of $422,000 and interest earned on cash held in Trust Account of $403,232. Changes in operating assets and liabilities used $15,985 of cash in operating activities.

As of March 31, 2026, we had cash held in Trust Account of $100,403,232. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $933,390. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

Contractual Obligations

Administrative Services Agreement

The Company entered into an agreement with the Sponsor commencing on February 12, 2026 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services. As of March 31, 2026, $16,701 were incurred under this agreement.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the period covered by this Quarterly Report. However, during the period covered by this Quarterly Report, on February 17, 2026, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per unit, generating gross proceeds of $100,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-290947). The SEC declared the registration statement effective on January 30, 2026.

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

Transaction costs amounted to $4,708,386, consisting of $2,000,000 of cash underwriting fee, fair value of EBC founder shares of $501,500, fair value of Founder Shares transferred to third-party designees of $1,747,800, and $459,086 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

On March 17, 2026, the Company entered into a non-binding letter of intent with a prospective target regarding a potential business combination. There can be no assurance that a definitive agreement will be executed or that the transaction will be consummated.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 12, 2026, by and between the Company and EarlyBirdCapital, Inc., as representative of the underwriters. (incorporated by reference to Exhibit 1.1 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
3.1	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
4.1	Rights Agreement, dated February 12, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
10.1	Letter Agreement, dated February 12, 2026, by and among the Company, its executive officers, its directors and Alfa 30 Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
10.2	Investment Management Trust Agreement, dated February 12, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
10.3	Registration Rights Agreement, dated February 12, 2026, by and among the Company, Alfa 30 Limited, and EarlyBirdCapital, Inc (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
10.4	Private Placement Units Purchase Agreement, dated February 12, 2026, by and between the Company and Alfa 30 Limited (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
10.5	Private Placement Units Purchase Agreement, dated February 12, 2026, by and between the Company and EarlyBirdCapital, Inc (incorporated by reference to Exhibit 10.5 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
10.6	Administrative Services Agreement, dated February 12, 2026, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
10.7	Business Combination Marketing Agreement, dated February 12, 2026, by and between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.7 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
10.8	Form of Indemnity Agreement, dated February 12, 2026, by and between the Company and each indemnitee thereto (incorporated by reference to Exhibit 10.8 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
10.9	Securities Escrow Agreement, dated February 12, 2026, by and among the Company, the Sponsor, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.9 to the Form 8-K (File No. 001-43125) filed on February 18, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF ACQUISITION CORP III

Date: April 29, 2026	By:	/s/ Tse Meng Ng
	Name:	Tse Meng Ng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2026	By:	/s/ Chee Soon Tham
	Name:	Chee Soon Tham
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)