Form 10-Q
period 2026-06-30
RF Acquisition Corp III
filed 2026-07-21
CIK 2091712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of July 21, 2026, there were 13,933,333 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

RF ACQUISITION CORP III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP III

CONDENSED BALANCE SHEETS

	June 30, 2026	September 30, 2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$891,600	$
Prepaid expenses	53,948	30,900
Total Current Assets	945,548	30,900
Cash held in Trust Account	101,273,496	-
Deferred offering costs	-	82,594
Total Assets	$102,219,044	$113,494

Liabilities, Ordinary Shares Subject to Possible Redemption, And Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$228,387	$5,658
Accrued offering costs	75,350	57,594
Due to Sponsor	46,071	-
Promissory note – related party	-	41,320
Total Current Liabilities	349,808	104,572
Total Liabilities	349,808	104,572

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 10,000,000 and 0 shares at a redemption value of $10.13 and nil per share at June 30, 2026 and September 30, 2025, respectively.	101,273,496	-

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,933,333 and 3,833,333 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively(1)	393	383
Additional paid-in capital	-	24,617
Retained earnings (Accumulated deficit)	595,347	(16,078)
Total Shareholders’ Equity	595,740	8,922
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$102,219,044	$113,494

(1)	The 3,833,333 Founder Shares as of September 30, 2025 includes up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the forfeiture of the 500,000 Founder Shares (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

RF ACQUISITION CORP III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30, 2026	For The Nine Months Ended June 30, 2026
General and administrative costs	$303,527	$455,726
Loss from operations	(303,527)	(455,726)

Other income:
Change on fair value of over-allotment liability	-	422,000
Interest earned on cash held in Trust Account	870,264	1,273,496
Total other income	870,264	1,695,496

Net income	$566,737	$1,239,770

Weighted average shares outstanding of redeemable ordinary shares	10,000,000	4,871,795

Basic and diluted net income per redeemable ordinary share	$0.07	$0.26

Weighted average shares outstanding of non-redeemable ordinary shares(1)	3,933,333	3,745,604

Basic and diluted net loss per non-redeemable ordinary share	$(0.02)	$(0.00)

(1)	The 3,833,333 Founder Shares as of September 30, 2025 includes up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the forfeiture of the 500,000 Founder Shares (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

RF ACQUISITION CORP III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’
	Shares(1)	Amount	Capital	Earnings	Equity
Balance – September 30, 2025	3,833,333	$383	$24,617	$(16,078)	$8,922

Issuance of EBC founder shares	250,000	25	503,105	-	503,130

Net loss	-	-	-	(52,953)	(52,953)

Balance – December 31, 2025 (Unaudited)	4,083,333	408	527,722	(69,031)	459,099

Accretion of carrying value to redemption value	-	-	(5,701,876)	-	(5,701,876)

Issuance of 350,000 Private Placement Units	350,000	35	3,499,965	-	3,500,000

Issuance of Public Rights	-	-	2,003,000	-	2,003,000

Allocated value of transaction costs to Private Placement Units and Public Rights	-	-	(1,834,742)	-	(1,834,742)

Founder Shares transferred to third-party designees	-	-	1,747,800	-	1,747,800

Forfeiture of Founder Shares	(500,000)	(50)	50	-	-

Net income	-	-	-	725,986	725,986

Balance – March 31, 2026 (Unaudited)	3,933,333	393	241,919	656,955	899,267

Accretion of carrying value to redemption value	-	-	(241,919)	(628,345)	(870,264)

Net income	-	-	-	566,737	566,737

Balance – June 30, 2026 (Unaudited)	3,933,333	$393	$-	$595,347	$595,740

(1)	The 3,833,333 Founder Shares as of September 30, 2025 includes up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the subsequent forfeiture of the 500,000 Founder Shares (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP III

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended June 30, 2026
Cash flows from operating activities:
Net income	$1,239,770
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,273,496)
Change in fair value of over-allotment liability	(422,000)
Changes in operating assets and liabilities:
Prepaid expenses	(23,048)
Due to Sponsor	46,071
Accounts payable and accrued expenses	222,729
Net cash used in operating activities	(209,974)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Units, net of underwriting discounts paid	98,000,000
Proceeds from issuance of Private Placement Units	3,500,000
Proceeds from issuance of EBC founder shares	1,630
Excess funds deposited into the Trust Account	155,913
Excess funds returned to Sponsor	(155,913)
Proceeds from promissory note – related party	118,054
Repayment of promissory note – related party	(159,374)
Payment of offering costs	(358,736)
Net cash provided by financing activities	101,101,574

Net change in cash	891,600
Cash – Beginning of the period	-
Cash – End of the period	$891,600

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,350
Fair value in excess of costs of EBC founder shares	$501,500
Forfeiture of Founder Shares	$50
Accretion of ordinary shares to redemption value	$6,572,140

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

RF Acquisition Corp III (the “Company” or “RF III”) is a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company intends to pursue a Business Combination with a target in any industry that can benefit from the expertise and capabilities of the Company’s management team. While the Company’s efforts in identifying prospective target businesses will not be limited to a particular geographic region, the Company intends to focus its search on businesses in Asia within the deep technology sector, including artificial intelligence, quantum computing, and biotechnology. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 15, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the IPO, identifying a target company and negotiating for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Business Combination Agreement

On July 9, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, HCC Healthcare Pte. Ltd., a Singapore private company limited by shares (“HCC Healthcare”), and HCC Merger Sub Limited, a Cayman Islands exempted company with limited liability and a direct wholly-owned subsidiary of HCC Healthcare (“Merger Sub”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of the Company, HCC Healthcare and Merger Sub.

The Business Combination

The Business Combination Agreement provides for, among other things, the following transactions: (i) immediately prior to the closing of the transactions contemplated in the Business Combination Agreement (the “Closing”), HCC Healthcare will effect a recapitalization (the “Recapitalization”) converting each ordinary share of HCC Healthcare (each, a “Company Ordinary Share”) into such number of Company Ordinary Shares, such that following the Recapitalization each Company Ordinary Share shall be valued at $10.00 per share based on a $500,000,000 total equity value on a fully-diluted basis; and (ii) following the Recapitalization, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger and continuing as a direct wholly-owned subsidiary of HCC Healthcare.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) each issued and outstanding ordinary share of the Company (the “Acquiror Ordinary Share”) will automatically be cancelled and converted into such one newly issued Company Ordinary Share as determined in accordance with the terms of the Business Combination Agreement, (ii) each outstanding right of the Company (the “Acquiror Right”) will cease to be a right with respect to Acquiror Ordinary Shares and will be exchanged for one-tenth (1/10th) of one Company Ordinary Share, and (iii) each share of Merger Sub issued and outstanding will remain outstanding as shares of Merger Sub which will be a direct wholly-owned subsidiary of HCC Healthcare.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2026. The interim results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending September 30, 2026 or for any future periods. As the Company was incorporated on September 15, 2025 and had no operations prior to that date, there are no corresponding prior-year interim periods presented.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs prior to the Initial Public Offering had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $150,000. As of June 30, 2026, the Company had $891,600 cash and working capital surplus of $595,740.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

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

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $891,600 and $0 in cash and no cash equivalents as of June 30, 2026 and September 30, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $101,273,496, were held in cash.

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

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

JUNE 30, 2026

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. The rights are exercisable to purchase 1,000,000 Ordinary Shares in the aggregate. The 500,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters were not included in the calculation of weighted average shares outstanding. As of June 30, 2026 and September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026	For the Nine Months Ended June 30, 2026
Net Income	$566,737	$1,239,770
Remeasurement for ordinary shares subject to redemption	(870,264)	(1,273,496)
Net Loss including accretion of ordinary shares to redemption value	$(303,527)	$(33,726)

	For the Three Months Ended June 30, 2026		For the Nine Months Ended June 30, 2026
	Redeemable ordinary shares	Non-redeemable Ordinary Shares	Redeemable ordinary shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per share
Numerator
Net Income	$(217,842)	$(85,685)	$(19,067)	$(14,659)
Remeasurement for ordinary shares subject to redemption	870,264	-	1,273,496	-
Allocation of net income (loss)	$652,422	$(85,685)	$1,254,429	$(14,659)

Denominator:
Basic and diluted weighted average shares outstanding	10,000,000	3,933,333	4,871,795	3,745,604
Basic and diluted net income (loss) per share	$0.07	$(0.02)	$0.26	$(0.00)

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. As of June 30, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	10,000,000	$100,000,000
Less:
Proceeds allocated to Public Rights	-	(2,003,000)
Proceeds allocated to over-allotment option	-	(422,000)
Ordinary shares issuance cost	-	(2,873,644)
Plus:
Accretion of carrying value to redemption value	-	6,572,140
Ordinary Shares subject to possible redemption, June 30, 2026	10,000,000	$101,273,496

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Due to Sponsor

As of June 30, 2026, the balance of $46,071 due to Sponsor represents the unpaid administrative service fee as described below.

Administration Fee

The Company entered into an agreement with the Sponsor commencing on February 12, 2026 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services. For the three and nine months ended June 30, 2026, $30,000 and $46,071, respectively, amounts were incurred under this agreement.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, no such Working Capital Loans were outstanding.

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

(UNAUDITED)

Business Combination Marketing Agreement

The Company engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds (an aggregate amount of $3,500,000) of the Initial Public Offering. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110. In accordance with ASC 805-10-25-23, the Company will not recognize any expenses related to the Business Combination Marketing Agreement until and if the Business Combination closes as the Company has not incurred and will not incur any costs related to such services until and if a Business Combination is consummated successfully. Management has determined that the Business Combination Marketing Agreement fees are not payable as of June 30, 2026, and will only record a liability on the date of the Company’s initial Business Combination.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and September 30, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2026 and September 30, 2025, there were 3,933,333 and 3,833,333 ordinary shares issued and outstanding (excluding 10,000,000 and 0 shares subject to possible redemption), respectively. As of September 30, 2025, the issued and outstanding ordinary shares include an aggregate of up to 500,000 ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. On February 19, 2026, the underwriters elected to forfeit their over-allotment option to purchase up to an additional 1,500,000 Units, resulting in the forfeiture of the 500,000 Founder Shares.

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

JUNE 30, 2026

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

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The over-allotment option was forfeited on February 19, 2026. As such, the fair value of the over-allotment option was $422,000 and zero at the IPO date and June 30, 2026, respectively. The change in the over-allotment option was nil and $422,000, respectively, for the three and nine months ended June 30, 2026, which is included in change in fair value of over-allotment liability under other income in the accompanying unaudited statements of operations.

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

	June 30, 2026	September 30, 2025
Cash	$891,600	$-
Cash held in Trust Account	$101,273,496	$-

RF ACQUISITION CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Nine Months Ended June 30, 2026
General and administrative costs	$303,527	$455,726
Interest earned on cash held in Trust Account	$870,264	$1,273,496

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs and interest earned on cash held in Trust Account. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the unaudited condensed financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 9, 2026, the Company entered into a Business Combination Agreement by and among the Company, HCC Healthcare and Merger Sub, see Note 1. The Business Combination Agreement is a nonrecognized subsequent event, due to that closing remains subject to the specified conditions and regulatory approvals, and there is no assurance that the Business Combination will be completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” “RFAC III” or the “Company” refer to RF Acquisition Corp III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Alfa 30 Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Development

On July 9, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, HCC Healthcare Pte. Ltd., a Singapore private company limited by shares (“HCC Healthcare”), and HCC Merger Sub Limited, a Cayman Islands exempted company with limited liability and a direct wholly-owned subsidiary of HCC Healthcare (“Merger Sub”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of the Company, HCC Healthcare and Merger Sub.

The Business Combination

The Business Combination Agreement provides for, among other things, the following transactions: (i) immediately prior to the closing of the transactions contemplated in the Business Combination Agreement (the “Closing”), HCC Healthcare will effect a recapitalization (the “Recapitalization”) converting each ordinary share of HCC Healthcare (each, a “Company Ordinary Share”) into such number of Company Ordinary Shares, such that following the Recapitalization each Company Ordinary Share shall be valued at $10.00 per share based on a $500,000,000 total equity value on a fully-diluted basis; and (ii) following the Recapitalization, RFAC III will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger and continuing as a direct wholly-owned subsidiary of HCC Healthcare.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) each issued and outstanding ordinary share of the Company (the “Acquiror Ordinary Share”) will automatically be cancelled and converted into such one newly issued Company Ordinary Share as determined in accordance with the terms of the Business Combination Agreement, (ii) each outstanding right of the Company (the “Acquiror Right”) will cease to be a right with respect to Acquiror Ordinary Shares and will be exchanged for one-tenth (1/10th) of one Company Ordinary Share, and (iii) each share of Merger Sub issued and outstanding will remain outstanding as shares of Merger Sub which will be a direct wholly-owned subsidiary of HCC Healthcare.

Conditions to Each Party’s Obligations

The obligations of RFAC III and HCC Healthcare to consummate the Business Combination are subject to certain closing conditions, including but not limited to: (i) the a registration statement on Form F-4 (the “Registration Statement”) having become effective; (ii) approval by the RFAC III and HCC Healthcare shareholders of the Business Combination and the other transaction proposals having been obtained; (iii) Company Ordinary Shares having been approved for listing on either Nasdaq Stock Market (“Nasdaq”) or the New York Stock Exchange (the “NYSE”) (subject to official notice of issuance); (iv) the accuracy of representations and warranties to various standards, from de minimis to material adverse effect; (v) material compliance with pre-closing covenants; (vi) the bring-down to closing of a representation that no material adverse effect has occurred (both for RFAC III and HCC Healthcare); and (vii) the absence of a legal prohibition on consummating the Business Combination.

Termination

The Business Combination Agreement may be terminated under customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to: (i) by mutual written consent of HCC Healthcare and RFAC III; (ii) by either HCC Healthcare or RFAC III if any governmental authority has enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect and has the effect of making the Closing illegal or otherwise prevents or prohibits consummation of the Closing, other than any such restraint that is immaterial; (iii) by HCC Healthcare if RFAC III’s shareholder approval of the Business Combination has not been obtained by reason of the failure to obtain the required vote at the RFAC III shareholders’ meeting duly convened therefor or at any adjournment or postponement thereof; (iv) by HCC Healthcare if RFAC III’s board of directors has publicly announced its proposal to, or has publicly announced its resolution to, withhold or withdraw, or to qualify, amend or modify in a manner detrimental to obtaining RFAC III shareholder approval; (v) by RFAC III, prior to the Closing and by written notice to HCC Healthcare, if (a) there is any breach of any representation, warranty, covenant or agreement on the part of HCC Healthcare or Merger Sub set forth in the Business Combination Agreement such that the conditions to closing would not be satisfied at the Closing (subject to a cure period of up to forty-five (45) days if such breach is curable and HCC Healthcare is using its reasonable best efforts to cure), or (b) the Closing has not occurred on or before the date falling 270 days after the date of the Business Combination Agreement, unless RFAC III is in material breach of the Business Combination Agreement; (vi) by RFAC III, if shareholder approval has not been obtained by HCC Healthcare within thirty-five (35) business days after the Registration Statement has been declared effective by the U.S. Securities and Exchange Commission (the “SEC”); or (vii) by HCC Healthcare, prior to the Closing and by written notice to RFAC III, if (a) there is any breach of any representation, warranty, covenant or agreement on the part of RFAC III set forth in the Business Combination Agreement such that the conditions to closing would not be satisfied at the Closing (subject to a cure period of up to thirty (30) days if such breach is curable and RFAC III is using its reasonable best efforts to cure), or (b) provided HCC Healthcare has delivered the required audited and interim financial statements, if the Closing has not occurred on or before the Agreement End Date, unless HCC Healthcare is in material breach of the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 15, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company and negotiating for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $566,737, which consisted of interest earned on cash held in Trust Account of $870,264, partially offset by general and administrative costs of $303,527.

For the nine months ended June 30, 2026, we had a net income of $1,239,770, which consisted of change on fair value of over-allotment liability of $422,000 and interest earned on cash held in Trust Account of $1,273,496, partially offset by general and administrative costs of $455,726.

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

For the nine months ended June 30, 2026, cash used in operating activities was $209,974. Net income of $1,239,770 was affected by change in fair value of over-allotment liability of $422,000 and interest earned on cash held in Trust Account of $1,273,496. Changes in operating assets and liabilities provided $245,752 of cash for operating activities.

As of June 30, 2026, we had cash held in Trust Account of $101,273,496. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $891,600. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the negotiation for the Business Combination as described above, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

Contractual Obligations

Administrative Services Agreement

The Company entered into an agreement with the Sponsor commencing on February 12, 2026 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services. For the three and nine months ended June 30, 2026, $30,000 and $46,071, respectively, amounts were incurred under this agreement.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the period covered by this Quarterly Report. However, on February 17, 2026, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per unit, generating gross proceeds of $100,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-290947). The SEC declared the registration statement effective on January 30, 2026.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

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

RF ACQUISITION CORP III

Date: July 21, 2026	By:	/s/ Tse Meng Ng
	Name:	Tse Meng Ng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 21, 2026	By:	/s/ Chee Soon Tham
	Name:	Chee Soon Tham
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)